Form 10QSB
period 2000-01-31
AQUACULTURE RESOURCES MANAGEMENT INC
filed 2000-03-14
CIK 1094339

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2000
Commission file no.   0-27381


                     Aquaculture Resources Management, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                      65-0877740
--------------------------------                  --------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Sunrise Avenue, Suite 204
Palm Beach, FL                                            33480
--------------------------------                    ------------------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number:  (561) 832-5698

Securities to be registered under Section 12(b) of the Act:


     Title of each class                              Name of each exchange
                                                       on which registered

         None                                                   None
-----------------------------------                -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X                No
               ---                    ---

     As of January 31, 2000, there are 6,000,000 shares of voting stock of the registrant issued and outstanding.


                                     PART I

Item 1.                    Financial Statements


Aquaculture Resources Management, Inc.

INDEX TO THE FINANCIAL STATEMENTS



                                                               Page

Balance Sheet                                                  F-1

Statement of Operations and Accumulated Deficit                F-2

Statement of Changes in Stockholders' Equity                   F-3

Statement of Cash Flows                                        F-4

Notes to Financial Statements                                  F-5

Aquaculture Resources Management, Inc.
( A Development Stage Company)

BALANCE SHEET



January  31,                                                    2000
--------------------------------------------------------------- ---------------
ASSETS

Current Assets:
     Cash                                                        $      16,000
---- ---------------------------------------------------------- ---------------

TOTAL CURRENT ASSETS                                                    16,000
--------------------------------------------------------------- ---------------

                                                                 $      16,000
---- ---------------------------------------------------------- ---------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                            $       2,000
---- ---------------------------------------------------------- ---------------

TOTAL CURRENT LIABILITIES                                                2,000
--------------------------------------------------------------- ---------------

                                                                 $       2,000
---- ---------------------------------------------------------- ---------------

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value - 50,000,000 share  authorized
     6,000,000 shares issued and outstanding
Perferred Stock - No par value -10,000,000 shares authorized               600
     no shares issued or outstanding                                         -
     Additional paid-in-capital                                         21,900
     Accumulated (deficit)                                              (8,500)
---- ---------------------------------------------------------- ---------------

TOTAL STOCKHOLDERS' EQUITY                                              14,000
--------------------------------------------------------------- ---------------

                                                                 $      16,000
---- ---------------------------------------------------------- ---------------

                 See Accompanying Notes to Financial Statements
                                       F-1

AQUACULTURE RESOURCES MANAGEMENT, INC.

( A Development Stage Company)


STATEMENT OF OPERATIONS AND  DEFICIT
       ACCUMULATED DURING THE DEVELOPMENT STAGE




For the period August 1, 1999  to January 31,                2000
------------------------------------------------------------ -------------------
Revenues                                                     $                -
------------------------------------------------------------ -------------------

Operating expenses:
       Professional fees                                                  6,000
------------------------------------------------------------ -------------------


Total  operating expenses                                                 6,000
------------------------------------------------------------ -------------------

Loss before income taxes                                                 (6,000)
       Income  taxes                                                          -
------------------------------------------------------------ -------------------

Net loss                                                                 (6,000)

Deficit accumulated during the
       development stage  -  August 1, 1999                              (2,500)
------------------------------------------------------------ -------------------

Deficit accumulated during the
       development stage  - January 31, 2000                 $           (8,500)
------------------------------------------------------------ -------------------


Net loss per share                                           $           (0.001)
------------------------------------------------------------ -------------------

Weighted average shares of
       common stock                                                   6,000,000
------------------------------------------------------------ -------------------


                 See Accompanying Notes to Financial Statements
                                       F-2

AQUACULTURE RESOURCES MANAGEMENT, INC.

( A Development Stage Company)


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                  Additional
                                 Number of    Preferred  Common   Paid - In   Deficit
                                 Shares       Stock      Stock    Capital     Accumulated Total
-------------------------------- ------------ ---------- -------- ----------- ----------- -----------
Beginning balance:

April 18, 1997 - Services          5,500,000  $       -  $    550 $     1,950 $       -   $    2,500
   (Date of Inception)

Issuance of
   Common Stock:
          August 1, 1999             500,000          -        50      19,950         -       20,000

Deficitaccumulated
   during the
    development stage                      -          -         -           -    (8,500)      (8,500)
-------------------------------- ------------ ---------- -------- ----------- ----------- ------------

Balance
- January 31, 2000                 6,000,000  $       -  $    600 $    21,900 $  (8,500)  $    14,000
-------------------------------- ------------ ---------- -------- ----------- ----------- ------------

                 See Accompanying Notes to Financial Statements
                                       F-3

AQUACULTURE RESOURCES MANAGEMENT, INC.
(A Development Stage Company)

Statement of Cash Flows



For the period August 1, to January 31,                      2000
------------------------------------------------------------ ---------------
Operating Activities:

        Net loss                                              $      (6,000)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Accrued expenses                                    (2,000)
---- --- --- --- ------------------------------------------- ---------------

Net cash used by operating activities                                (4,000)
------------------------------------------------------------ ---------------

Financing activities:
     Issuance of Common Stock                                        20,000
---- ------------------------------------------------------- ---------------

Net cash provided by financing activities                            20,000
------------------------------------------------------------ ---------------

Net increase in cash                                                 16,000
------------------------------------------------------------ ---------------

Cash - January 31, 2000                                       $      16,000
------------------------------------------------------------ ---------------




                 See Accompanying Notes to Financial Statements
                                       F-4

Aquaculture Resources Management, Inc.
Notes to Financial Statements

Note A - Summary of Significant Accounting Policies:


Organization

Aquaculture Resources Management, Inc. (a development stage company) is a Florida Corporation organized to engage in aquaculture farming and marketing in the United States and elsewhere. The Company failed in its attempt to implement its initial business plan and during June 1997 abandoned its efforts. The Company had no operations for the period prior to June 1997. The Company was inactive and there were no transactions from June 1997 to the date of reinstatement by the State of Florida on November 30, 1998 that affect the balances reflected in the financial statements as of August 1, 1999.

The Company has a new business plan, which was adopted on or about August 1, 1999, which is to engage in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The assets of the Company will be used for its expenses of operation to implement this plan.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a July 31 year-end.

Start - Up Costs

Start - up and organization costs are being expensed as incurred.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements

The January 31, 2000, interim finanical statements include all adjustments, which in the opinion of management are necessary in order make the financial statements not misleading.

Note B - Stockholders' Equity:

On April 18, 1997, the Company issued 5,500,000 shares of common stock, in lieu of cash, for the fair market value of services rendered by its initial stockholders. On or about August 1, 1999, third parties purchased the shares from the initial stockholders.

Subsequently the same third parties purchased at $0.04 per share, 500,000 shares of the common stock of the Company in a private placement pursuant to Regulation D of the SEC. The $6,000 in professional fees includes the costs and expenses of legal and accounting service associated with the preparation and filing of the registration statement.

At January 31, 2000, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 6,000,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of January 31, 2000.


Note C - Income Taxes:


The Company has a net operating loss carry forward of $6,000 that may be offset against future taxable income. If not used, the carry forward will expire in 2019.

The amount recorded as deferred tax assets, cumulative as of January 31, 2000 is $1,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,000, as the Company has no history of profitable operations.


Note D - Going Concern:


The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through January 31, 2000. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

         The Company is considered a development stage company with limited assets or capital, and with no operations or income since approximately 1997. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Gregory D. Nichols (see Item 4, Security Ownership of Certain Beneficial Owners and Management Gregory D. Nichols is the controlling shareholder). Mr. Nichols has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Mr. Nichols to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

          Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

         During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1.           Legal Proceedings.

         The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened. The Company was inactive from late 1995 through the date of this Form 10-SB.

Item 2.                    Changes in Securities and Use of Proceeds

         None

Item 3.                    Defaults in Senior Securities

         None

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending January 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.                    Other Information

         None

Item 6.                    Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.    Description
----------     -----------------------------------------------

3(i).1         Articles of Incorporation filed April 18, 1997

3(i).2         Articles of Amendment filed August 8, 1999

3(ii).1        By-laws

27        *    Financial Data Schedule
----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended January 31, 2000

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Aquaculture Resources Management, Inc.
                                       (Registrant)

Date: March 13, 2000          BY:  /s/ Gregory D. Nichols
                                -----------------------------------
                                Gregory D. Nichols, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date               Signature                         Title
--------------     ---------------------             ------------------

March 13, 2000     BY:/s/ Gregory D. Nichols
                      ------------------------       President, Secretary,
                      Gregory D. Nichols             Treasurer, Director