Form 10QSB
period 2000-04-30
AQUACULTURE RESOURCES MANAGEMENT INC
filed 2000-06-15
CIK 1094339

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2000
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

         As of April 30, 2000, there are 6,000,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements




AQUACULTURE RESOURCES MANAGEMENT, INC.


TABLE OF CONTENTS



                                                                      Page

Accountants' Review Report                                            F-1

Balance Sheet                                                         F-2

Statement of Operations and Deficit Accumulated
During the Development Stage                                          F-3

Statement of Changes in Stockholders' Equity                          F-4

Statement of Cash Flows                                               F-5

Notes to Financial Statements                                         F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Aquaculture Resources Management, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Aquaculture Resources Management, Inc. (a Florida corporation and a development stage company) as of April 30, 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the period August 1, 1999 to April 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Aquaculture Resources Management, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Certified Public Accountants
June 12, 2000








                  270 South County Road * Palm Beach, FL 33480
                 Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com


AQUACULTURE RESOURCE MANAGEMENT, INC.

(A Development Stage Company)

BALANCE SHEET





 April 30,                                                                                2000
------------------------------------------------------------------------------ ---------------

ASSETS

Current Assets:
     Cash                                                                       $       15,850
---- ------------------------------------------------------------------------- ---------------

TOTAL CURRENT ASSETS                                                                    15,850
------------------------------------------------------------------------------ ---------------

                                                                                $       15,850
---- ------------------------------------------------------------------------- ---------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $        2,000
---- ------------------------------------------------------------------------- ---------------

TOTAL CURRENT LIABILITIES                                                                2,000
------------------------------------------------------------------------------ ---------------

                                                                                         2,000
---- ------------------------------------------------------------------------- ---------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           5,500,000 shares issued and outstanding                                         600
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                  -
     Additional paid-in-capital                                                         21,900
     Deficit accumulated during the development stage                                   (8,650)
---- ------------------------------------------------------------------------- ---------------

TOTAL STOCKHOLDERS' EQUITY                                                              13,850
------------------------------------------------------------------------------ ---------------

                                                                                $       15,850
---- ------------------------------------------------------------------------- ---------------



                 See Accompanying Notes to Financial Statements

AQUACULTURE RESOURCES MANAGEMENT, INC.

(A Development Stage Company)

                       STATEMENT OF OPERATIONS AND DEFICIT
                    ACCUMULATED DURING THE DEVELOPMENT STAGE




For the period August 1, 1999 (date of inception) to April 30,                                  2000
------------------------------------------------------------------------------ ---------------------
Revenues                                                                        $                  -
------------------------------------------------------------------------------ ---------------------


Operating expenses:
                                                Professional fees                              6,000
                                                 Taxes & licences                                150

--- -------------------------------------------------------------------------- ---------------------

Total operating expenses                                                                       6,150
--- -------------------------------------------------------------------------- ---------------------

Loss before income taxes                                                                      (6,150)
    Income taxes                                                                                   -
--- -------------------------------------------------------------------------- ---------------------

Net loss                                                                                      (6,150)

Deficit accumulated during the
         development stage - August 1, 1999                                     $             (2,500)
------------------------------------------------------------------------------ ---------------------

Deficit accumulated during the
         development stage - April 30, 2000                                     $             (8,650)
------------------------------------------------------------------------------ ---------------------

Net loss per share                                                              $             (0.001)
------------------------------------------------------------------------------ ---------------------

Weighted average shares of
         common stock                                                                      6,000,000
------------------------------------------------------------------------------ ---------------------






                 See Accompanying Notes to Financial Statements

AQUACULTURE RESOURCES MANAGEMENT, INC.
(A Development Stage Company)

Statement of Cash Flows





For the period August 1, 1999 (date of inception) to April 30,                                  2000
------------------------------------------------------------------------------- --------------------
Operating Activities:

        Net loss                                                                $             (6,150)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Accrued expenses                                                              2,000
---- --- --- --- -------------------------------------------------------------- --------------------


Net cash used by operating activities                                                         (4,150)
------------------------------------------------------------------------------- --------------------


Financing activities:
     Issuance of Common Stock                                                                 20,000
---- -------------------------------------------------------------------------- --------------------


Net cash provided by financing activities                                                     20,000
------------------------------------------------------------------------------- --------------------


Net increase in cash                                                                          15,850
------------------------------------------------------------------------------- --------------------


 Cash - April 30, 2000                                                          $             15,850
------------------------------------------------------------------------------- --------------------







                 See Accompanying Notes to Financial Statements

AQUACULTURE RESOURCES MANAGEMENT, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY









                                                                                  Additional
                                             Number of   Preferred    Common       Paid - In       Deficit
                                                Shares     Stock       Stock        Capital      Accumulated         Total
                                    ------------------ ----------- ----------   -------------- ------------------- ------------

Beginning balance:

          April 18, 1997 - Services         5,500,000  $     -     $     550    $     1,950    $         -         $     2,500
                (Date of Inception)

Issuance of Common Stock:

                     August 1, 1999           500,000        -            50         19,950              -              20,000



Deficit accumulated during
              the development stage                 -        -             -              -          (8,650)             (8,650)
--- ------------------------------- ------------------ ----------- -----------  -------------- ----------------- ---------------



Balance - April 30, 2000                    6,000,000  $     -     $     600    $    21,900    $     (8,650)     $       13,850
----------------------------------- ------------------ ----------- -----------  -------------- ----------------- ---------------








                 See Accompanying Notes to Financial Statements

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

Interim Financial Statements

The April 30, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

On April 18, 1997, the Company issued 5,500,000 shares of common stock, in lieu of cash, for the fair market value of services rendered by its initial stockholders. On or about August 1, 1999, third parties purchased the shares from the initial stockholders.

Note B - Stockholders' Equity (con't):


Subsequently the same third parties purchased at $0.04 per share, 500,000 shares of the common stock of the Company in a private placement pursuant to Regulation D of the SEC. The $6,000 in professional fees includes the costs and expenses of legal and accounting service associated with the preparation and filing of the registration statement.

At April 30, 2000, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 6,000,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of April 30, 2000.



Note C - Income Taxes:


The Company has a net operating loss carry forward of $6,150 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative as of April 30, 2000 is $1,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,000, as the Company has no history of profitable operations.



Note D - Going Concern:


The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through April 30, 2000. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

PART II

Item 1.           Legal Proceedings.

         The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened. The Company was inactive from late 1995 through the date of this Form 10-QSB.

Item 2.                    Changes in Securities and Use of Proceeds

         None



Item 3.                    Defaults in Senior Securities

         None

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending April 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.                    Other Information

         None

Item 6.                    Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.             Description
-----------    -----------------------------------------------------------

3(i).1         Articles of Incorporation filed April 18, 1997

3(i).2         Articles of Amendment filed August 8, 1999

3(ii).1        By-laws

27      *      Financial Data Schedule
----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.
*    Filed herewith

     (b)  No Reports on Form 8-K were filed  during the quarter  ended April 30,
          2000

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Aquaculture Resources Management, Inc.
                                     (Registrant)

Date: June 15, 2000         BY:  /s/ Gregory D. Nichols
                            -----------------------------------
                            Gregory D. Nichols, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                 Signature                       Title
------------           --------------------              ---------------

June 15, 2000         BY:/s/ Gregory D. Nichols
                         ------------------------        President, Secretary,
                         Gregory D. Nichols              Treasurer, Director