Form 10QSB
period 2001-01-31
AQUACULTURE RESOURCES MANAGEMENT INC
filed 2001-03-16
CIK 1094339

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2001
Commission file no.:   0-27381

                     Aquaculture Resources Management, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                             65-0877740
------------------------------------                   -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                            Identification No.)

265 Sunrise Avenue, Suite 204
Palm Beach, FL                                                33480
-------------------------------------                 -----------------------
(Address of principal executive offices)                   (Zip Code)


Issuer's telephone number:  (561) 832-5698

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

                    Common Stock, $.0001 par value per share
                 -----------------------------------------------
                                (Title of class)

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

         As of January 31, 2001, there are 6,000,000 shares of voting stock of the registrant issued and outstanding.


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

Notes to Financial Statements                                              F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Aquaculture Resources Management, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Aquaculture Resources Management, Inc. (a Florida corporation and a development stage company) as of January 31, 2001, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the six months ended January 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Aquaculture Resources Management, Inc.

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



/s/ Dorra, Shaw & Dugan

Certified Public Accountants
March  15, 2001








                     270 South County Road * Palm Beach, FL
               33480 Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

AQUACULTURE RESOURCE MANAGEMENT, INC.
(A Development Stage Company)

BALANCE SHEET





 January 31,                                                                                2001
------------------------------------------------------------------------------  -----------------
ASSETS

Current Assets:
     Cash                                                                       $            335
---- -------------------------------------------------------------------------  ----------------

TOTAL CURRENT ASSETS                                                                         335
------------------------------------------------------------------------------  ----------------

                                                                                $            335
---- -------------------------------------------------------------------------  ----------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $              -
---- -------------------------------------------------------------------------  ----------------

TOTAL CURRENT LIABILITIES                                                                      -
------------------------------------------------------------------------------  ----------------

                                                                                               -
---- -------------------------------------------------------------------------  ----------------


STOCKHOLDERS' EQUITY


     Common stock - $.0001 par value - 50,000,000 shares authorized
           6,000,000 shares issued and outstanding                                           600
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                    -
     Additional paid-in-capital                                                           21,900
     Deficit accumulated during the development stage                                    (22,165)
---- -------------------------------------------------------------------------  ----------------

TOTAL STOCKHOLDERS' EQUITY                                                                   335
------------------------------------------------------------------------------  ----------------

                                                                                $            335
---- -------------------------------------------------------------------------  ----------------



     The accompanying notes are an integral part of the financial statements

AQUACULTURE RESOURCES MANAGEMENT, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
                    ACCUMULATED DURING THE DEVELOPMENT STAGE


For the six months ended January 31,                                                   2001
----------------------------------------------------------------------------------------------
Revenues                                                                        $             -
---------------------------------------------------------------------------     ---------------


Operating expenses:
    Professional fees                                                                     3,000
    Bank charges                                                                             15

Total operating expenses                                                                  3,015

--- -----------------------------------------------------------------------     ---------------

Loss before income taxes                                                                 (3,015)
    Income taxes                                                                              -
--- -----------------------------------------------------------------------     ---------------

Net loss                                                                                 (3,015)

Deficit accumulated during the
         development stage - August 1, 2000                                     $       (19,150)
---------------------------------------------------------------------------     ---------------

Deficit accumulated during the
         development stage - January 31, 2001                                   $       (22,165)
---------------------------------------------------------------------------     ---------------

Net loss per share                                                              $       (0.0005)
---------------------------------------------------------------------------     ---------------

Weighted average shares of
         common stock                                                                 6,000,000
---------------------------------------------------------------------------     ---------------






     The accompanying notes are an integral part of the financial statements


AQUACULTURE RESOURCES MANAGEMENT, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





For the six months ended January 31,                                                                    2001
------------------------------------------------------------------------------------------------------------------------
                                                                             Additional
                                     Number of        Preferred      Common   Paid - In         Deficit
                                       Shares           Stock         Stock    Capital        Accumulated        Total
                                    -------------  ------------- ----------- ------------ ----------------- --------------
Beginning balance:

    April 18, 1997 - Services          5,500,000   $         -   $      550  $     1,950   $             -  $        2,500
    (Date of Inception)

Issuance of Common Stock:

    August 1, 1999                       500,000             -           50       19,950                 -          20,000



Deficit accumulated during
    the development stage                      -             -            -            -           (22,165)        (22,165)
----------------------------------- -------------  ------------  -----------  -----------  ---------------  --------------



Balance - January 31, 2001              6,000,000  $         -   $      600  $    21,900   $       (22,165) $          335
----------------------------------- -------------  ------------  ----------  ------------  ---------------  --------------





     The accompanying notes are an integral part of the financial statements

AQUACULTURE RESOURCES MANAGEMENT, INC.
(A Development Stage Company)

Statement of Cash Flows





For the six months ended January 31,                                                        2001
------------------------------------------------------------------------------------------------
Operating Activities:

        Net loss                                                                $         (3,015)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Decrease in:
                 Accrued expenses                                                          6,000
---- --- --- --- -------------------------------------------------------------  ----------------


Net cash used by operating activities                                                     (9,015)
------------------------------------------------------------------------------  ----------------


Net decrease in cash                                                                      (9,015)
------------------------------------------------------------------------------  ----------------


 Cash - August 1, 2000                                                          $          9,350
------------------------------------------------------------------------------  ----------------

------------------------------------------------------------------------------  ----------------
 Cash - January 31, 2001                                                        $            335
------------------------------------------------------------------------------  ----------------






     The accompanying notes are an integral part of the financial statements

Aquaculture Resources Management, Inc.
Notes to Financial Statements

Note A - Summary of Significant Accounting Policies:


Organization

Aquaculture Resources Management, Inc. (a development stage company) is a Florida Corporation organized to engage in aquaculture farming and marketing in the United States and elsewhere. The Company failed in its attempt to implement its initial business plan and during June 1997 abandoned its efforts. The Company had no operations for the period prior to June 1997. The Company was inactive and there were no transactions from June 1997 to the date of reinstatement by the State of Florida on November 30, 1998 that affect the balances reflected in the financial statements.


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

Interim Financial Statements

The January 31, 2001 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

On October 18, 1997, the Company issued 5,500,000 shares of common stock, in lieu of cash, for the fair market value of services rendered by its initial stockholders. On or about August 1, 1999, third parties purchased the shares from the initial stockholders.

Note B - Stockholders' Equity (con't):


Subsequently the same third parties purchased at $0.04 per share, 500,000 shares of the common stock of the Company in a private placement pursuant to Regulation D of the SEC. The $3,000 in professional fees includes the costs and expenses of legal and accounting service associated with the preparation and filing of the registration statement.

At January 31, 2001, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 6,000,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of January 31, 2001.


Note C - Income Taxes:


The Company has a net operating loss carry forward of $19,665 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative as of January 31, 2001 is $3,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $3,000, as the Company has no history of profitable operations.



Note D - Going Concern:


The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through January 31, 2001. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults in Senior Securities

         None
tem  4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending January 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.    Description
------------   -------------------------------------------------------

3(i).1         Articles of Incorporation filed April 18, 1997 (1)

3(i).2         Articles of Amendment filed August 8, 1999 (1)

3(ii).1        By-laws (1)
------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended January 31, 2001

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Aquaculture Resources Management, Inc.
                                         (Registrant)

Date: March 16, 2001            BY:  /s/ Gregory D. Nichols
                                -----------------------------------
                                 Gregory D. Nichols, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date               Signature                         Title
-------------------      --------------------             ----------------



    March 16, 2001     BY:/s/ Gregory D. Nichols
                            ------------------------    President, Secretary,
                              Gregory D. Nichols        Treasurer, Director