Form 10QSB
period 2001-04-30
AQUACULTURE RESOURCES MANAGEMENT INC
filed 2001-06-14
CIK 1094339

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2001
Commission file no.:   0-27381

                     Aquaculture Resources Management, Inc.
                   -------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                           65-0877740
------------------------------------                    -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Sunrise Avenue, Suite 204
Palm Beach, FL                                                  33480
-------------------------------------                   -----------------------
(Address of principal executive offices)                     (Zip Code)


Issuer's telephone number:  (561) 832-5698

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

                    Common Stock, $.0001 par value per share
                 ----------------------------------------------
                                (Title of class)

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

     As of April 30, 2001, there are 6,000,000 shares of voting stock of the registrant issued and outstanding.


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


                                                                            Page

Balance Sheet                                                               F-2

Statement of Operations and Deficit Accumulated
       During the Development Stage                                         F-3

Statement of Changes in Stockholders' Equity                                F-4

Statement of Cash Flows                                                     F-5

Notes to Financial Statements                                               F-6

AQUACULTURE RESOURCE MANAGEMENT, INC.
(A Development Stage Company)

BALANCE SHEET





April 30,                                                                          2001
------------------------------------------------------------------------------  -------------------

ASSETS

Current Assets:
     Cash                                                                       $             287
------------------------------------------------------------------------------  -------------------

TOTAL CURRENT ASSETS                                                                          287
------------------------------------------------------------------------------  -------------------

                                                                                $             287
------------------------------------------------------------------------------  -------------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $               -
------------------------------------------------------------------------------  -------------------

TOTAL CURRENT LIABILITIES                                                                       -
------------------------------------------------------------------------------  -------------------

                                                                                                -
------------------------------------------------------------------------------  -------------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized                           600
     6,000,000 shares issued and outstanding
     Preferred stock - no par value - 10,000,000 shares authorized                              -
           No shares issued and outstanding
     Additional paid-in-capital                                                            21,900
     Deficit accumulated during the development stage                                     (22,213)
------------------------------------------------------------------------------  -------------------

TOTAL STOCKHOLDERS' EQUITY                                                                    287
------------------------------------------------------------------------------  -------------------

                                                                                $             287
------------------------------------------------------------------------------  -------------------

     The accompanying notes are an integral part of the financial statements

AQUACULTURE RESOURCES MANAGEMENT, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING
THE DEVELOPMENT STAGE




For the nine months ended April 30,                                                    2001
----------------------------------------------------------------------------    ------------------------
Revenues                                                                        $                     -
----------------------------------------------------------------------------    ------------------------


Operating expenses:
    Professional fees                                                                             3,000
    Bank charges                                                                                     63
----------------------------------------------------------------------------    ------------------------

Total operating expenses                                                                          3,063

----------------------------------------------------------------------------    ------------------------

Loss before income taxes
                                                                                                 (3,063)
    Income taxes                                                                                      -

----------------------------------------------------------------------------    ------------------------

Net loss
                                                                                                 (3,063)

Deficit accumulated during the
         development stage - August 1, 2000                                     $               (19,150)
----------------------------------------------------------------------------    ------------------------

Deficit accumulated during the
         development stage - April 30, 2001                                     $               (22,213)
----------------------------------------------------------------------------    ------------------------

Net loss per share                                                              $               (0.0005)
----------------------------------------------------------------------------    ------------------------

Weighted average shares of
         common stock                                                                         6,000,000
----------------------------------------------------------------------------    ------------------------


     The accompanying notes are an integral part of the financial statements

AQUACULTURE RESOURCES MANAGEMENT, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                       Additional
                                              Number of   Preferred      Common        Paid - In        Deficit
                                               Shares       Stock         Stock        Capital       Accumulated      Total
                                              ---------  ------------   -----------  -------------  -------------  -------------

Beginning balance:

    April 18, 1997 - Services                 5,500,000   $         -   $      550   $      1,950   $          -   $      2,500
    (Date of Inception)

Issuance of Common Stock:

    August 1, 1999                              500,000              -          50         19,950              -         20,000



Deficit accumulated during
    the development stage                             -              -           -              -        (22,213)       (22,213)
-------------------------------------------   ---------  -------------  -----------  -------------  -------------  -------------



Balance - April 30, 2001                      6,000,000   $          -  $      600   $     21,900   $    (22,213)  $        287
-------------------------------------------   ---------  -------------  -----------  -------------  -------------  -------------



     The accompanying notes are an integral part of the financial statements

AQUACULTURE RESOURCES MANAGEMENT, INC.
(A Development Stage Company)

Statement of Cash Flows





For the nine months ended April 30,                                                 2001
------------------------------------------------------------------------------- -----------------
Operating Activities:

     Net loss                                                                   $          (3,063)
     Adjustments to reconcile net loss to net cash
          used by operating activities:
               Decrease in:
                   Accrued expenses                                                        (6,000)
--------- ---- ---------------------------------------------------------------- -----------------


Net cash used by operating activities                                                      (9,063)
------------------------------------------------------------------------------- -----------------


Net decrease in cash                                                                       (9,063)
------------------------------------------------------------------------------- -----------------


 Cash - August 1, 2000                                                                      9,350
------------------------------------------------------------------------------- -----------------


 Cash - April 30, 2001                                                          $             287
------------------------------------------------------------------------------- -----------------


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

Interim Financial Statements

The April 30, 2001 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

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

At January 31, 2001, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 6,000,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of April 30, 2001.



Note C - Income Taxes:


The Company has a net operating loss carry forward of $22,213 that may be offset against future taxable income. If not used, the carry forward will expire in 2021.

The amount recorded as deferred tax assets, cumulative as of April 30, 2001 is $3,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $3,000, as the Company has no history of profitable operations.



Note D - Going Concern:


The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through April 30, 2001. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

     No matter was submitted during the quarter ending April 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.    Description
-----------    -------------------------------------------------------

3(i).1         Articles of Incorporation filed April 18, 1997 (1)

3(i).2         Articles of Amendment filed August 8, 1999 (1)

3(ii).1        By-laws (1)
------------------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.


     (b) No Reports on Form 8-K were filed  during the  quarter  ended April 30,
2001

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     Aquaculture Resources Management, Inc.
                                  (Registrant)

Date: June 14, 2001           BY:  /s/ Gregory D. Nichols
                              -----------------------------------
                               Gregory D. Nichols, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                     Signature                            Title

June 14, 2001            BY:/s/ Gregory D. Nichols
                            ------------------------     President, Secretary,
                             Gregory D. Nichols          Treasurer, Director